Form 10-K
period 2003-12-31
WFS FINANCIAL 2003 4 OWNER TRUST
filed 2004-03-30
CIK 1270372

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to _________________

Commission file number: 333-106650-01

WFS Financial 2003-4 Owner Trust

(Exact name of registrant as specified in its charter)

Delaware	94-3401639

(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

WFS Receivables Corporation 3 (as Originator) 444 East Warm Springs Road #116 Las Vegas, Nevada	89119

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (702) 407-4317

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

DOCUMENTS INCORPORATED BY REFERENCE:  None

PART I

Item 1. Business

Not applicable.

Item 2. Properties

On September 22, 2003, the Commission declared effective a registration statement on Form S-3 (File No. 333-106650) (the “Registration Statement”) under the Securities Act of 1933, as amended (the “Securities Act”), providing for the issuance by the Originator of several series of asset-backed securities through a series of trusts to be originated by the Originator. The WFS Financial 2003-4 Owner Trust (the “Trust”) is one of the trusts to be so originated and the Trust issued the following securities, consisting of Auto Receivable Backed Notes in seven classes, pursuant to a prospectus dated as of November 4, 2003 consisting of a prospectus supplement and base prospectus (the “Prospectus”):

$211,000,000 1.14% Class A-1 Notes,
$491,000,000 1.67% Class A-2 Notes,
$168,000,000 2.39% Class A-3 Notes,
$373,300,000 3.15% Class A-4 Notes,
$ 53,430,000 2.73% Class B Notes,
$ 60,560,000 3.02% Class C Notes, and
$ 46,335,000 3.87% Class D Notes.

The Class A-1 Notes, Class A-2 Notes, Class A-3 Notes, Class A-4 Notes, Class B Notes, Class C Notes and Class D Notes (the “Notes”) were issued by the Trust on November 25, 2003. The Notes are secured by the assets of the Trust. The Notes were issued in fully-registered form in denominations of $1,000 and integral multiples thereof. As more fully described in the Prospectus, the assets of the Trust include (i) a pool of retail installment contracts secured by liens on new and pre-owned automobiles and light trucks (“Contracts”), and (ii) certain accounts maintained by the trustee on behalf of the Trust, including all investments held thereby and all income from the investment of funds therein and all proceeds therefrom. The Trust did not issue any certificates representing ownership interests in the assets of the Trust pursuant to the Registration Statement, but did issue certificates (“Certificates” and together with the Notes, the “Securities”) to the Originator. The Certificates issued to the Originator are not registered pursuant to the Registration Statement, as amended.

Information as to the number of Contracts remaining in the Trust, the aggregate unpaid principal balance thereof, the decrease therein, delinquencies on the Contracts, collections of principal and interest made, and fees paid to the Servicer are set forth in the exhibits attached hereto or incorporated herein in response to Item 16, below.

Item 3. Legal Proceedings

The Registrant knows of no material pending legal proceedings with respect to the Trust involving the Trust, the trustee, the seller or the servicer.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the holders of the Securities during the fiscal year covered by this Report.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

As of March 30, 2004, there were only two holders of record of the Securities. See also Item 12. Security Ownership of Certain Beneficial Owners and Management. There was no principal market in which the Securities traded.

Item 6. Selected Financial Data

Omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Omitted.

Item 8. Financial Statements and Supplementary Data

Omitted.

Item 9. Disagreements on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Officers of the Registrant

Omitted.

Item 11. Executive Compensation

Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management

As of March 30, 2004, WFS Receivables Corporation 3 was the only holder of record which beneficially owns more than 5% of the Certificates. The dollar and percentage amounts reflected in the table below are based upon the face amount of the Certificates as of the Closing Date, and do not reflect amortization, if any, since that date.

	Amount of Certificates	Percent of Certificates
Name and Address of Participant	Beneficially Owned	Beneficially Owned

WFS Receivables Corporation 3 444 East Warm Springs Road #116 Las Vegas, NV 89119	no face amount (residual value)	100%

Item 13. Certain Relationships and Related Transactions

There have not been any transactions or series of transactions since the start of the Trust’s last fiscal year between the Trust and any Certificateholder which is identified as the beneficial owner of more than 5% of the Certificates in Item 12, above.

Item 14. Principal Accountant Fees and Services.

Omitted.

Item 15. Controls and Procedures.

Omitted pursuant to Rule 307(c) of Regulation S-K.

PART IV

Item 16. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this Report:

Exhibit Number	Description

20.1	Report of Independent Accountants dated March 29, 2004 regarding Report on Management’s Assertion on Compliance with Specified Minimum Servicing Standards

20.2	Annual Statement of Compliance by Master Servicer dated March 31, 2004

(b)	Reports on Form 8-K: All reports filed on Form 8-K required to be disclosed are identified above in response to Item 16(a).

(c)	Omitted.

(d)	Omitted.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WFS FINANCIAL 2003-4 OWNER TRUST

BY: WFS FINANCIAL INC, as Master Servicer

Date: March 30, 2004	By:	/s/ MARK OLSON
Mark Olson, Controller and Senior Vice President

Certification

I, Mark Olson, certify that:

1.	I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of WFS Financial 2003-4 Owner Trust;

2.	Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3.	Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4.	I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

5.	The reports disclose all significant deficiencies relating to the servicer’s compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated party: Deutsche Bank Trust Company Americas.

Date: March 30, 2004	/s/ MARK OLSON Mark Olson Controller and Senior Vice President WFS Financial Inc, Master Servicer

INDEX TO EXHIBITS

Exhibit No.	Description

20.1	Report of Independent Accountants dated March 29, 2004 regarding Report on Management’s Assertion on Compliance with Specified Minimum Servicing Standards

20.2	Annual Statement of Compliance by Master Servicer dated March 31, 2004